Form 10KSB
period 2001-12-31
AGUAY CORP
filed 2002-04-01
CIK 1098861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the Year Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: NONE

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2001 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of December 31, 2001: 5,000,000 Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. ___ Yes __X_ No

Aguay Corporation
FORM 10 - KSB

PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

Aguay Corporation ("we, us, our") was incorporated under the laws of the state of Delaware on November 8, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No 7, and intend to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Our planned principal operations have not commenced; therefore accounting policies and procedures have not yet been established.

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

2. Distribution methods of the products or services:

We have entered into an agreement with Joren, LLC, our sole shareholder, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as we have effected a business combination. Joren, LLC has agreed to pay all our expenses without repayment until such time as a business combination is effected. Alfred Arberman, who is our sole officer and director, is the sole officer and director and controlling shareholder of Joren, LLC.

Joren, LLC may only locate potential target companies for us and is not authorized to enter into any agreement with a potential target company binding us. Our agreement with Joren, LLC is not exclusive and Joren, LLC has entered into agreements with other companies similar to us on similar terms. Joren, LLC may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from a target company.

Joren, LLC owns 5,000,000 shares of our common stock for which it paid $500, or $.0001, par value, per share. Joren, LLC has entered, and anticipates that it will enter, into agreements with other consultants to assist it in locating a target company and Joren, LLC may share its stock in the Company with or grant options on such stock to such referring consultants and may make payment to such consultants from its own resources. There is no minimum or maximum amount of stock, options, or cash that we may grant or pay to such consultants. Joren, LLC is solely responsible for the costs and expenses of its activities in seeking a potential target company, including any agreements with consultants, and we have no obligation to pay any costs incurred or negotiated by Joren, LLC.

Joren, LLC anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date, Joren, LLC has not utilized solicitation, does not anticipate that it will do so, and expects to rely on referrals from consultants in the business and financial communities for referrals of potential target companies.

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

None.

11. Costs and effects of compliance with environmental laws (federal, state and local):
None.

12. Number of total employees and number of full time employees:

We have no full time employees. Alfred Arberman is our sole officer and our sole director. Mr. Arberman is also the controlling shareholder of Joren, LLC, our sole shareholder. Mr. Arberman, as our president, has agreed to allocate a portion of his time to our activities without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Arberman and the potential demands of our activities.

No value has been ascribed to services provided by our stockholder in the accompanying statement of operations. The value of these services was not significant during the period November 8, 1999 (date of incorporation) to December 31, 2001. The amount of time spent by Mr. Arberman on our activities is not predictable. Such time may vary widely from an extensive amount when reviewing a target company and effecting a business combination to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict, with any precision, the exact amount of time Mr. Arberman will actually be required to spend to locate a suitable target company.

ITEM 2 - DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

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

We will not restrict our search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

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

Joren, LLC will pay all expenses in regard to its search for a suitable target company. We do not anticipate expending funds for locating a target company. Alfred Arberman, our officer and director, will provide his services without charge or repayment by us. To date, Joren, LLC has incurred expenses on our behalf aggregating approximately $7,400 including incorporation and accounting expenses. We will not borrow any funds to make any payments to our management, its affiliates or associates.

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

ITEM 7 – FINANCIAL STATEMENTS

AGUAY CORPORATION
(A Development Stage Enterprise)

[Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Aguay Corporation:

We have audited the accompanying balance sheet of Aguay Corporation (the “Company”), a development stage enterprise, as of December 31, 2001, and the related statements of operations, stockholder's deficit, and cash flows for the years ended December 31, 2001 and 2000 and for the period November 8, 1999 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001 and for the period November 8, 1999 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Kingery, Crouse & Hohl, P.A.

January 19, 2002

Tampa, FL

Aguay Corporation
(A Development Stage Enterprise)

BALANCE SHEET AS OF DECEMBER 31, 2001

ASSETS
CURRENT ASSETS-
Cash and cash equivalents	$ 500

TOTAL	$ 500

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES - accrued liabilities	$ 500

STOCKHOLDER'S DEFICIT:
Preferred stock - $0.0001 par value; authorized 5,000,000 common shares; zero shares issued and outstanding	-
Common stock - $0.0001 par value; authorized 20,000,000 common shares; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	6,866
Deficit accumulated during the development stage	(7,366)
Total Stockholder's Deficit	-

TOTAL	$ 500

See notes to financial statements.

Aguay Corporation
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Period November 8, 1999 (date of incorporation) to December 31, 2001

EXPENSES:
Professional and consulting	$ 990	$ 2,819	$ 7,067
Organization costs	-	-	299

Total Expenses	990	2,819	7,366

NET LOSS	$ (990)	$ (2,819)	$ (7,366)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Shares outstanding	5,000,000	5,000,000	5,000,000

See notes to financial statements.

Aguay Corporation
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balances, December 31, 1999	5,000,000	$ 500	$ 2,057	$ (3,557)	$ (1,000)

Capital contribution			3,319		3,319

Net loss the year ended December 31, 2000				(2,819)	(2,819)

Balances, December 31, 2000	5,000,000	500	5,376	(6,376)	(500)

Capital contribution			1,490		1,490

Net loss for the year ended December 31, 2001				(990)	(990)

Balances, December 31, 2001	5,000,000	$ 500	$ 6,866	$ (7,366)	$ -

See notes to financial statements.

Aguay Corporation
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2001	For the Year Ended December 2000	For the period November 8, 1999 (date of incorporation) to December 31, 2001
Cash Flows From Operating Activities:
Net loss	$ (990)	$ (2,819)	$ (7,366)
Adjustment to reconcile net loss to net cash used by operating activities - (decrease) increase in accrued liabilities	(500)	(500)	500

Net Cash Used by Operating Activities	(1,490)	(3,319)	(6,866)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	500
Capital contribution	1,490	3,319	6,866
Net Cash Provided by Financing Activities	1,490	3,319	7,366

Net Increase In Cash and Cash Equivalents	-	-	500

Cash and Cash Equivalents at Beginning of Period	500	500	-

Cash and Cash Equivalents at End of Period	$ 500	$ 500	$ 500

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

See notes to financial statements.

Aguay Corporation
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Aguay Corporation ("we", "us", "our") was incorporated under the laws of the state of Delaware on November 8, 1999. We are considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7, and intend to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

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

NOTE B - RELATED PARTY TRANSACTIONS

No value has been ascribed to services provided by our president in the accompanying statements of operations, as the value of these services was not significant during the period November 8, 1999 (date of incorporation) to December 31, 2001. Our president has agreed to continue providing the following services to us at no cost until a business combination is effected:

1. Preparation and filings of required documents with the Securities and Exchange Commission.

2. Location and review of potential target companies.

In addition, our shareholder has funded, and has agreed to continue funding all of our expenses until such time as a merger, asset acquisition or other business combination transaction is effected. None of these funds expended on our behalf will be reimbursable to our shareholder; accordingly payment of these amounts have been, and will continue to be, reflected in our financial statements as contributed capital.

NOTE C - INCOME TAXES

During the years ended December 31, 2001 and 2000 and for the period November 8 , 1999 (date of incorporation) to December 31, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for income taxes and deferred income taxes payable have been recorded in the accompanying financial statements.

At December 31, 2001, we had a net operating loss carryforward of approximately $7,400 for income tax purposes. Carryforwards are available to offset future taxable income through the year ended December 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period(s) by the weighted average number of common shares outstanding during such period(s). Diluted net loss per share is computed by dividing the net loss for the period(s) by the number of common and common equivalent shares outstanding during such period(s). There were no common equivalent shares outstanding as of December 31, 2001 or 2000; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Company has one Director and Officer as follows:

Name	Age	Positions and Offices Held
Alfred Arberman	56	President, Secretary, Director

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

Mr. Arberman is the President, sole director and a beneficial shareholder of Renjo Corporation, Arber Holdings, Aguay Corporation, and Entina Corporation. Each of these companies has filed a registration statement on Form 10-SB under the Exchange Act, which became effective January 15, 2000. The initial business purpose of each of these companies is to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a business acquisition.

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

Mr. Arberman is the President, Director and controlling shareholder of Joren, LLC, a Delaware LLC, which owns 5,000,000 shares of the Company's common stock. At the time of a business combination, some or all of the shares of common stock owned by Joren LLC., may be purchased by the target company or retired by the Company. The amount of common stock sold or continued to be owned by Joren, LLC cannot be determined at this time.

The terms of business combination may include such terms as Mr. Arberman remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Joren, LLC for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Arberman would directly benefit from such employment or payment. Such benefits may influence Mr. Arberman's choice of a target company. However, Mr. Arberman's beneficial and economic interest in all blank check companies with which he is currently involved is identical.

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

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations, which result in our holding passive investment interests in a number of entities we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940. Any violation of such Act would subject us to material adverse consequences.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class
Joren, LLC. (1) 1490 Blue Jay Circle Weston, Florida 33327	5,000,000	100%
Alfred Arberman (2) 1490 Blue Jay Circle Weston, Florida 33327	5,000,000	100%
All Executive Officers and Directors as a Group (1 Person)	5,000,000	100%

(1) Mr. Arberman is the controlling shareholder and sole director and officer of Joren, LLC. Joren, LLC has agreed to provide certain assistance to us in locating potential target companies, and to pay all of our costs until a business combination, without reimbursement. See "PLAN OF OPERATIONS General Business Plan".

(2) As the controlling shareholder, sole director and officer of Joren, LLC, Mr. Arberman is deemed to be the beneficial owner of the common stock of the Company owned by Joren, LLC.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $500 in cash:

Name	Number of Total Shares	Consideration
Joren, LLC.	5,000,000	$500

Mr. Arberman is the sole director, controlling shareholder and president of Joren, LLC. With respect to the sales made to Joren, LLC, we relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder.

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
Dated: January 25, 2002

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE	TITLE	DATE
/s/ Alfred Arberman	Director, Chief Accounting Officer	January 25, 2002